Form 10-K/A
period 2003-03-28
MERRILL LYNCH MORT INVEST INC MORT PAS THR CERT SER 2002-NC1
filed 2003-07-30
CIK 1174396

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed Herewith.






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

  Dated: July 18, 2003

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


      Date: 07/18/03


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



  Ex-99.1 (a)

Deloitte
&Touche      (logo)

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texax 77002-4196

Tel: (713) 982-2000
Fax: (713) 982-2001
www.deloitte.com




INDEPENDENT AUDITORS' REPORT

To the Partners of Litton Loan Servicing LP:



We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 10, 2003

Deloitte
Touche
Tohmatsu

  Ex-99.2 (a)

LS      (logo)
Litton Loan Servicing LP
An affiliate of C-Bass

4828 Loop Central Drive, Suite 600
Houston, Texas 77081
Telephone 713 960 9676
      Fax 713 966-8630


January 10, 2003



As of December 31, 2002, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

/s/ Larry B. Litton, Sr
Larry B. Litton, Sr;, President & CEO


/s/ Janice McClure
Janice McClure, Senior Vice President

  Ex-99.3 (a)

LS         (logo)
LITTON LOAN SERVICING LP
An affiliate of C-BASS

4828 Loop Central Drive
Houston, Texas 77081

Telephone (713) 960-9676
      Fax (713) 960-0539

April 14, 2003

Asset Backed Securities Group
Bear Stearns Asset Backed Securities, Inc,
245 Park Avenue
New York, NY 10167

RE: CW2001-HLV1, Home Loan Trust, Series 2001-HLV1

To Whom It May Concern:


The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Sale and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.

    Sincerely,

    /s/ Janice McClure
    Janice McClure
    Senior Vice President





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